Form 10-Q
period 2012-06-30
Oceanus Acquisition Corp.
filed 2012-08-13
CIK 1522221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54682

Oceanus Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	To be applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Hamilton Street, #943 Philadelphia, PA	19130
(Address of principal executive offices)	(Zip Code)

Telephone/Fax: 215-405-8018

E-mail: william.tay@hotmail.com

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2012: 31,390,000 shares of common stock.

TABLE OF CONTENTS

Oceanus Acquisition Corp.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Balance Sheets at June 30, 2012 and March 31, 2012		4

Statements of Operations for the Three Months ended June 30, 2012, and for the period from January 31, 2012 (Date of Inception) through June 30, 2012 (unaudited)		5

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from January 31, 2012 (Date of Inception) through June 30, 2012 (unaudited)		6

Statements of Cash Flows for the Three Months ended June 30, 2012, and for the Period from January 31, 2012 (Date of Inception) through June 30, 2012 (unaudited)		7

Notes to Unaudited Financial Statements		8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES.	11

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDING	11

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4	REMOVED AND RESERVED	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Oceanus Acquisition Corp.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of June 30, 2012 (unaudited)	As of March 31, 2012 (audited)
ASSETS
Current Assets
Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Total Current Liabilities	—	—

TOTAL LIABILITIES	—	—

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares issued and outstanding as of June 30, 2012 and March 31, 2012)	3,139	3,139
Deficit accumulated during developmental stage	(3,139)	(3,139)

Total Stockholders’ Equity (Deficit)	—	—

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Oceanus Acquisition Corp.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2012	Period from January 31, 2012 (Date of Inception) through June 30, 2012
Revenues	$—	$—

Total Revenues	—	—

General & Administrative Expenses
Organization and related expenses	—	3,139

Total General & Administrative expenses	—	3,139

Net Loss	$—	$(3,139)

Basic and Diluted Loss Per Share	$—

Weighted average number of common shares outstanding	31,390,000

See Accompanying Notes to Unaudited Financial Statements

Oceanus Acquisition Corp.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
January 31, 2012 (Inception) — Shares issued for services rendered	31,390,000	$3,139	$—	$—	$3,139
Net loss for the period from January 31, 2012 through March 31, 2012	—	—	—	(3,139)	(3,139)

Balance, March 31, 2012	31,390,000	3,139	—	(3,139)	—

Net loss for the three months ended June 30, 2012	—	—	—	—	—
Balance, June 30, 2012	31,390,000	$3,139	$—	$(3,139)	$—

See Accompanying Notes to Unaudited Financial Statements

Oceanus Acquisition Corp.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30, 2012	Period from January 31, 2012 (Date of Inception) through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$—	$(3,139)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered	—	3,139

Net cash provided by (used in) operating activities	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in ) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at the end of period	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$—	$3,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Oceanus Acquisition Corp.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Oceanus Acquisition Corp. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on January 31, 2012 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The unaudited financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The financial statements herein should be read in conjunction with the financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Registration Statement on Form 10 (the “Form 10”) for the period from inception on January 31, 2012 to March 31, 2012 for Oceanus Acquisition Corp. (the “Company” or “Oceanus”). The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results for the entire year ending December 31, 2012.

The Company is a development stage company, as defined by GAAP. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with GAAP. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period operating results; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

GAAP prescribes recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. A tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would then be recorded if the Company determined that it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount can reasonably be estimated.

Net Loss Per Share

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of both common and potentially dilutive securities outstanding for the period. The Company does not have any potentially dilutive securities; accordingly, basic and dilutive loss per share are equal in the accompanying financial statements.

NOTE 3—GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a development stage company and has no current revenue sources. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4—STOCKHOLDER’S EQUITY

Upon formation, on January 31, 2012 (date of inception), the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total amount of $3,139. The capitalization of the Company consists of the following classes of capital stock as of June 30, 2012 and March 31, 2012:

*	Common stock, $0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “business combination”). In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times hereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended June 30, 2012.

On January 31, 2012, 31,390,000 shares were issued to William Tay for founder services rendered to us, valued at $3,139, pursuant to the terms and conditions set forth in a certain stock purchase agreement. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

The Company's promoter, William Tay, holds 31,390,000 shares of the Company's common stock, has received certain registration rights to sell shares of common stock held by him in the public market. Such rights consist of demand and piggyback registration rights. Demand registration obligates the Company to register up to the entire 31,390,000 shares of its common stock upon written request from Mr. Tay. Mr. Tay paid $.0001 per share for his shares of common stock. The Company shall not be obligated to effect more than two demand registrations under the agreement. Piggy-back registration obligates the Company to include Mr. Tay’s shares in any subsequent registration made by the Company under the Securities Act, subject to certain exclusions specified in the agreement. Both demand and piggyback registration rights become effective immediately following the consummation of a merger or acquisition. A subsequent sale of a large number of shares by the Company's promoters following a demand or piggyback registration may have the effect of reducing the fair market value of the Company's common stock by increasing the number of shares available in the open market. Copy of the Registration Rights Agreement is attached hereto as an exhibit to this report on Form 10-Q.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 31, 2012. (1)

3.2	By-laws. (1)

4.1	Registration Rights Agreement. (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2012. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ______________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on April 30, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Oceanus Acquisition Corp.

(Registrant)

By: /s/ William Tay

William Tay, President, Secretary and

Principal Financial Officer

Dated: August 13, 2012