Form 10-K
period 2012-12-31
Oceanus Acquisition Corp.
filed 2014-06-19
CIK 1522221

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

OCEANUS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	45-5737221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Attn: German Rivero-Zerpa, Director
c/o Brilla Financial Holdings, LLC 1441 Brickell Avenue, Suite 1220 Miami, FL 33131
(Address of principal executive offices)

(786) 375-5600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 31, 2012, there were 31,390,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Oceanus Acquisition Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

(a) Business Development

Oceanus Acquisition Corp. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated under the laws of the State of Delaware on January 31, 2012 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (“SEC’s”) reporting and disclosure rules (See Emerging Growth Companies Section Below) and have selected December 31 as its fiscal year end.

(b) Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of German Rivero-Zerpa, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

If the Company engages in a registration statement offering our securities for sale as a blank check company or with a company that would still be considered a shell company or blank check company, our securities will require registration subject to Rule 419. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Should we file a registration statement offering of our securities for sale before we complete a business combination with an operating company, the Company would be considered a blank check company within the meaning of Rule 419 and any sales of the stock issued in the offering would require a registration under the Securities Act of 1933, as amended, furthermore, the registered securities and the proceeds from an offering subject to Rule 419 require the following:

(a)	Deposit and investment of proceeds

All offering proceeds, after deduction of cash paid for underwriting commissions, underwriting expenses and dealer allowances, and amounts permitted to be released to the registrant shall be deposited promptly into the escrow or trust account; provided, however, that no deduction may be made for underwriting commissions, underwriting expenses or dealer allowances payable to an affiliate of the registrant.

(b)	Deposit of securities

All securities issued in connection with the offering, whether or not for cash consideration, and any other securities issued with respect to such securities, including securities issued with respect to stock splits, stock dividends, or similar rights, shall be deposited directly into the escrow or trust account promptly upon issuance. The identity of the purchaser of the securities shall be included on the stock certificates or other documents evidencing such securities.

(c)	Release of deposited and funds securities

Post-effective amendment for acquisition agreement. Upon execution of an agreement(s) for the acquisition(s) of a business(es) or assets that will constitute the business (or a line of business) of the registrant and for which the fair value of the business(es) or net assets to be acquired represents at least 80 percent of the maximum offering proceeds, including proceeds received or to be received upon the exercise or conversion of any securities offered, but excluding amounts payable to non-affiliates for underwriting commissions, underwriting expenses, and dealer allowances, the registrant shall file a post-effective amendment disclosing the entire transaction.

Mr. Zerpa, the sole officer and director has no intentions of engaging in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in the Company no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholder will require compliance with the registration requirements under the Securities Act of 1933, as amended.

Furthermore, if we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. In addition, if we enter into a transaction with a company that would still be considered a shell company or blank check company, the exemption from registration available from Rule 144, for the resales of our securities by our shareholders, would not be available to us.

SEARCH FOR TARGET BUSINESS

We intend to search for a target business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, financial advisors and similar persons, accounting firms and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. We also intend to list our company for sale on the MergerNetwork.com website and other similar websites on the Internet. In doing so, we will comply with any applicable securities laws given our status as a reporting company.

In the evaluation of potential target companies the Company will ensure that the target company has the necessary cash resources to meet per determined obligations that may be different from time to time to become a public company and continue reporting as required by the SEC. These obligations include compensation to be received by Mr. Zerpa, other affiliates, the Company, ongoing legal fees, audit fees and filing fees.

ASPECTS OF A REPORTING COMPANY

Mr. Zerpa, the sole officer and director, believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less initial cost than is required to conduct an initial public offering. Upon the consummation of a Business Combination, the Company is required to file within four business days with the Securities and Exchange Commission a current report on Form 8-K to disclose the Business Combination, the terms of the transaction and a description of the business and management of the Target Business, among other things, and will include audited consolidated financial statements of the Company giving effect to the Business Combination.

The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officer and directors of the Company has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity, as opposed to engaging in an initial public offering or registering their existing company on Form 10. The total costs of effecting a reverse merger with the Company will likely be the same as if the business opportunity filed its own Exchange Act registration statement. A shell company (such as the Company) which already has registered its common stock on a Form 10, presents to many prospective business opportunities the perceived advantage of having passed one of the regulatory requirements (registration under Section 12 of the Securities Exchange Act) which is required for listing of the common stock on a national securities exchange or other US trading market. On its part, the Company will likely be required, as a condition of any acquisition transaction, to retire any existing liabilities it may have and indemnify the incoming business opportunity for any unknown liabilities. Since the Company will not engage in business operations, its only expected liabilities would be for legal, accounting, and transfer agent services, for payment of its annual franchise fees, and other fees and expenses which would be arranged for by management.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) so long as the Company is designated a “shell company” and for 12 months after it ceases to be a “shell company”, provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

CHALLENGES OF PUBLIC REPORTING COMPANY

Companies and their directors and officers are facing intense scrutiny from regulators, stock exchanges, institutional investors, shareholders and the media. Regulators have been very active in imposing new governance and disclosure requirements and are increasingly vigilant in enforcing those requirements, particularly in the wake of the recent financial market turmoil. In addition, directors' duties, conflicts of interests and processes of deliberation are being scrutinized more closely by investors and the courts, significantly increasing the exposure of directors to lawsuits and potential liability. These developments, and others, have created new risks for public companies and their directors and officers. The CEO and CFO of every public company are required to personally stand behind financial statements and other documents. They must personally certify several aspects of the company's disclosure including the integrity of interim and annual filings, design and evaluation, and disclosure of conclusions as to the effectiveness, of disclosure controls and procedures and design of, and disclosure of material changes in, internal control over financial reporting.

The CEO and CFO of every public company (except investment funds) are also required to provide expanded certifications with respect to its internal control over financial reporting (ICFR). Specifically, CEOs and CFOs are required to certify annually that they have evaluated, or caused to be evaluated under their supervision, the effectiveness of the company's ICFR; and disclosed in the annual management's discussion and analysis (MD&A) their conclusions about the effectiveness of the company's ICFR.

The corporate governance guidelines deal with matters such as board composition; meetings of independent directors; board mandate; position descriptions of the CEO, board and committee chairs; orientation and continuing education; code of business conduct and ethics; nomination of directors; compensation; and regular board assessments.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

The Company anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction approved by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder approval. Under Delaware law, certain actions that would routinely be taken at a meeting of stockholders may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is approved by Board action alone, by written consent or by holding a stockholders' meeting, the Company will provide to its stockholders complete disclosure documentation concerning the potential target, including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management, which consist of one person, our sole officer and director, German Rivero-Zerpa. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1)	The Company will comply with all required disclosure needing to be distributed to security holders including the delivery of an annual report when required.

(2)	The Company will file reports with the Securities and Exchange Commission. The Company is a reporting company and will comply with the requirements of the Exchange Act.

The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

EMERGING GROWTH COMPANY (EGC)

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

We qualify as an “emerging growth company” or “EGC” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company up to the last day of the fifth anniversary of our first registered sale of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a Smaller Reporting Company. Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from similar exemptions and exclusions as an Emerging Growth Company. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to similar exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

Item 1A. Risk Factors.

Risk Factors

An investment in our Company is highly speculative in nature and involves an extremely high degree of risk.

Our Business Is Difficult To Evaluate Because We Have No Operating History.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There Is Competition For Those Private Companies Suitable For A Merger Transaction Of The Type Contemplated By Management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of us identifying and consummating a successful business combination.

Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company Has No Existing Agreement For A Business Combination Or Other Transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management Intends To Devote Only A Limited Amount Of Time To Seeking A Target Company Which May Adversely Impact Our Ability To Identify A Suitable Acquisition Candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to our affairs. Our sole officer has not entered into written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The Time And Cost Of Preparing A Private Company To Become A Public Reporting Company May Preclude Us From Entering Into A Merger Or Acquisition With The Most Attractive Private Companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company May Be Subject To Further Government Regulation Which Would Adversely Affect Our Operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

Any Potential Acquisition Or Merger With A Foreign Company May Subject Us To Additional Risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There Is Currently No Trading Market For Our Common Stock.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 500,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

The Company Has Conducted No Market Research Or Identification Of Business Opportunities, Which May Affect Our Ability To Identify A Business To Merge With Or Acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because We May Seek To Complete A Business Combination Through A “Reverse Merger”, Following Such A Transaction We May Not Be Able To Attract The Attention Of Major Brokerage Firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We Cannot Assure You That Following A Business Combination With An Operating Business, Our Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the FINRA OTC Bulletin Board, the OTCQB – The Venture Marketplace – another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There Is No Public Market For Our Common Stock, Nor Have We Ever Paid Dividends On Our Common Stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended.

Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

Control by Management.

Management currently controls 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mining Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2012, there was one holder of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to our common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On January 31, 2012, 31,390,000 shares were issued to our founder, William Tay, for services rendered to us, valued at $3,139.00, pursuant to the terms and conditions set forth in a certain stock purchase agreement (the “Common Stock Purchase Agreement”). Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of its common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be little or no dilution.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the JOBS Act, that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See “Emerging Growth Companies” section above). Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports; and

(ii)	costs relating to consummating a merger or acquisition.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by German Rivero-Zerpa, our sole officer, director and shareholder, or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. To date, we have had no discussions with our officer and director, German Rivero-Zerpa, or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Zerpa, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that the Company will have greater access to capital due to its public company status, and therefore a business combination with an operating company in need of additional capital may expose the Company to additional risks and challenges. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, we offer owners of target businesses the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means.

Any target business that is selected by us may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of us identifying and consummating a successful business combination. The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, accounting firms and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. There are no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

Significant Accounting Policies

(Please see Note 1. Nature of Operations and Summary of Accounting Policies.)

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers.

Our current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

German Rivero-Zerpa		Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary

Biographical Information for German Rivero-Zerpa

Experience

Brilla Group August 2011- Present

Managing Director.

Avila Capital Markets, Inc. December 2008 – August 2011

Managing Partner. In charge of securities operations, sales and trading of Fixed Income Securities.

Pali Capital, Inc. February 2005 – December 2008

Senior Managing Director. Head of the International Fixing Income Division.

Refco Capital Markets, Inc. October 1999 – January 2005

Senior Vice-President. Institutional Sales. Sales and trading of fixed income securities, OTC derivatives and ISMA Repo Transactions.

Education

Boston University, Boston MA October 1994 – July 1995

Master in International Banking and Finance. Concentration in Securities Regulation

Universidad Catolica Andres Bello, Caracas Venezuela October 1987 – July 1992

Law Degree (JD)

Licenses

FINRA Series 7, 32, 63, 65, 79

Mr. Zerpa's background in the securities industry and knowledge of financial structures provide us with sufficient management experience to serve as our officer and director.

B. Significant Employees.

As of the date hereof, the Company has no significant employees.

C. Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

D. Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

German Rivero-Zerpa, our sole officer and director does not receive any compensation for his services rendered to us since our inception, has not received such compensation in the past and is not accruing any compensation pursuant to any agreement with us. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our sole officer and director intend to devote no more than five (5) hours a week to our affairs.

Mr. Zerpa will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. However, we cannot guarantee that this policy will be adhered to at the time of making a transaction determination.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in the following table, or otherwise.

The following table shows for the period ended December 31, 2012, the compensation awarded (earned) or paid by us to our named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Tay, former President and CEO	From January 31, 2012 to December 31, 2012	$0	—	$3,139*	—	—	—	$—	$—

* On January 31, 2012 (inception), we issued 31,390,000 restricted shares of our Common Stock to our founding shareholder William Tay, in exchange for services he rendered on behalf of our Company, including paying out of pocket for expenses relating to, incorporation fees, annual resident agent fees in the State of Delaware and developing our business concept and plan.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of our Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

William Tay 2000 Hamilton St. #943 Philadelphia, PA 19130	31,390,000 common shares	100%

All Officers and Directors as a group (1 person)	31,390,000 common shares	100%

(1) The above percentages are based on 31,390,000 shares of our Common Stock outstanding as of December 31, 2012.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

GZTY CPA Group, LLC is our independent registered public accounting firm.

Audit Fees

The firm of GZTY CPA Group, LLC acts as our principal accountant. Our sole officer and director German Rivero-Zerpa paid $550 on our behalf to GZTY CPA Group, LLC during the period from January 31, 2012 (inception) to March 31, 2012 for its audit of our financial statements which were included in our Form 10 registration statement filed with the Securities and Exchange Commission on April 30, 2012, and as amended on June 7, 2012, June 26, 2012 and June 27, 2012.

Tax Fees

There were no fees billed by GZTY CPA Group, LLC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2012.

All Other Fees

There were no fees billed by GZTY CPA Group, LLC for other products and services for the fiscal year ended December 31, 2012.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of our Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	04/30/2012
3.2	By-Laws		10		3.2	04/30/2012
4.1	Specimen Stock Certificate		10		3.3	04/30/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANUS ACQUISITION CORP.

Dated: May 27, 2014

By: /S/ German Rivero-Zerpa __________________________________
German Rivero-Zerpa, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ German Rivero-Zerpa ____________________	Chief Executive Officer	May 27, 2014
German Rivero-Zerpa	(Principal Executive Officer),
Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM JANUARY 31, 2012 (Inception) TO DECEMBER 31, 2012

Page No.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders' Deficit	F-5

Notes to Financial Statements	F-6 ~ F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oceanus Acquisition Corp. (A Development Stage Company)

We have audited the accompanying balance sheet of Oceanus Acquisition Corp. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year ended and for the period from January 31, 2012 (Inception) to December 31, 2012. The management of Oceanus Acquisition Corp. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Oceanus Acquisition Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, and for the period from January 31, 2012 (Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP LLC

-----------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

May 12, 2014

IMAGE OMITTED

IMAGE OMITTED

IMAGE OMITTED

IMAGE OMITTED

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – ORGANIZATION OF THE COMPANY

Oceanus Acquisition Corp. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on January 31, 2012 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Development Stage Company

The Company has not earned any revenue since its inception. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in the FASB Codification Topic 915. Among the disclosures required by the FASB Codification Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At times, balances may exceed insured limits. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required.

Interest and penalties related to unrecognized tax benefits will be recognized in the financial statements as a component of the income tax provision. Significant judgment is required to evaluate uncertain tax positions. The Company will evaluate its uncertain tax positions on a quarterly and annual basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which the change is made.

Stock-Based Compensation

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [ASC 718-10-25-2, Compensation—Stock Compensation, Recognition].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [ASC 718-10-30-2, Compensation—Stock Compensation, Initial Measurement].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [ASC 718-10-30-3, Compensation—Stock Compensation, Initial Measurement].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under ASC 718 unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [ASC 718-10-15-4, Compensation—Stock Compensation, Scope and Scope Exceptions].

Loss Per Share

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company does not have any common stock equivalents.

Fair Value Measurements

Generally accepted accounting principles ("GAAP") define fair value, provide guidance for measuring fair value and require certain disclosures.  GAAP utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.  These principles discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These principles provide for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:    Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:    Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:    Unobservable inputs that reflect the Company's assumptions.

The Company’s financial instruments consist of accounts payable and accrued expenses and loans payable – Officers. The carrying value approximates fair value due to the short maturity of these instruments.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements issued by FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 5 - PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock. As of December 31, 2012, there was no preferred stock outstanding. The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend, preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

NOTE 6 – INCOME TAXES

As of December 31, 2012, there are loss carryforwards for Federal income tax purposes of approximately $3,139, available to offset future taxable income. The carryforwards begin to expire in 2028. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of December 31, 2012, the Company had a deferred tax asset amounting to approximately $1,070. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

Federal and state income tax returns are subject to examination by tax authorities.

NOTE 7 - RELATED PARTY BALANCES AND TRANSACTIONS

Equity Transaction

Upon formation, the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total sum of $3,139.

On March 18, 2013, William Tay, the funding shareholder sold 31,390,000 shares of Common Stock to Brilla Financial Holdings, LLC for $40,000 in cash. Mr. Tay sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The Company did not receive any of the proceeds from this sale.

NOTE 8 – STOCKHOLDER’S EQUITY

On January 31, 2012, the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total sum of $3,139.

On March 18, 2013, William Tay, the former sole officer and director of the Company sold 31,390,000 shares of Common Stock to Brilla Financial Holdings, LLC for $40,000 in cash. Mr. Tay sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The Company did not receive any of the proceeds from this sale.

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2012:

• Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding.

• Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through May 12, 2014, the date the financial statements were issued.