Form 10-K/A
period 2012-12-31
Oceanus Acquisition Corp.
filed 2014-06-19
CIK 1522221

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

/s/ GZTY CPA GROUP LLC

-----------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

May 12, 2014

OCEANUS ACQUISITION CORP.
(A Development Stage Company)
Balance Sheet

As of
December 31,
2012

ASSETS

Current Assets

Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities	$-

Total Current Liabilities	-

TOTAL LIABILITIES	-

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 500,000,000
shares authorized; 31,390,000 shares issued and
outstanding as of December 31, 2012)	3,139
Deficit accumulated during development stage	(3,139)
..

Total Stockholders' Equity (Deficit)	-

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-

See Notes to Financial Statements.

OCEANUS ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations

	January 31, 2012
	(Inception)	Cumulative
	Through	Since Inception
	December 31, 2012	at December 31, 2012

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses
Organization and related expenses	3,139	3,139

Total General & Administrative Expenses	3,139	3,139

Net Loss	$(3,139)	$(3,139)

Basic loss per share	$(0.00)

Weighted average number of
common shares outstanding	31,390,000

See Notes to Financial Statements.

OCEANUS ACQUISITION CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From January 31, 2012 (inception) through December 31, 2012

					Deficit
					Accumulated
		Common	Additional		During
	Common	Stock	Paid-in		Development
	Stock	Amount	Capital		Stage	Total

January 31, 2012 (inception)
Shares issued for services at $.0001 per share	31,390,000	$3,139	$-	$		$3,139

Net loss, December 31, 2012					(3,139)	(3,139)

Balance, December 31, 2012	31,390,000	$3,139	$-		$(3,139)	$-

See Notes to Financial Statements.

OCEANUS ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows

	January 31, 2012
	(Inception)	Cumulative
	Through	Since Inception
	December 31,	at December 31,
	2012	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3,139)	$(3,139)
Changes in working capital	-	-

Net cash provided by (used in) operating activities	(3,139)	(3,139)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued to founder for services rendered	3,139	3,139

Net cash provided by (used in) financing activities	3,139	3,139

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$3,139	$3,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

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