Form 10-Q
period 2013-03-31
Oceanus Acquisition Corp.
filed 2014-06-23
CIK 1522221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54682

Oceanus Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-5737221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Attn: German Rivero-Zerpa, Director c/o Brilla Financial Holdings, LLC 1441 Brickell Avenue, Suite 1220 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(786) 375-5600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2013: 31,390,000 shares of common stock.

TABLE OF CONTENTS

Oceanus Acquisition Corp.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM	1 - FINANCIAL STATEMENTS	4

Interim Balance Sheets at March 31, 2013 and December 31, 2012 (unaudited		4

Interim Statements of Operations for the Three Months ended March 31, 2013, and for the period from January 31, 2012 (Date of Inception) through March 31, 2013 (unaudited)		5

Interim Statements of Cash Flows for the Three Months ended March 31, 2013, and for the Period from January 31, 2012 (Date of Inception) through March 31, 2013 (unaudited)		6
Interim Statements of Stockholders’ Deficit for the Three Months ended March 31, 2013, and for the Period from January 31, 2012 (Date of Inception) through March 31, 2013 (unaudited)		8
Notes to Unaudited Financial Statements		8-11

ITEM	2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	12

ITEM	3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM	4 - CONTROLS AND PROCEDURES.	13

PART II-OTHER INFORMATION

ITEM	1- LEGAL PROCEEDING	13

ITEM	1A- RISK FACTORS

ITEM	2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM	3 - DEFAULTS UPON SENIOR SECURITIES	13

ITEM	4 - REMOVED AND RESERVED	13

ITEM	5 - OTHER INFORMATION	13

ITEM	6 - EXHIBITS	14

SIGNATURES		15

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

The following unaudited interim financial statements of Oceanus Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS		
Current assets		
Cash	$ -	$ -
Total current assets	-	-
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities		
Accounts payable and accrued expenses	260	-
Total current liabilities	260	-
Total liabilities	260	-
Stockholders' deficit		
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 31,390,000 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3,139	3,139
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(3,399)	(3,139)
Total stockholders' deficit	(260)	-
Total liabilities and stockholders' deficit	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 and for the period from January 31, 2012 (inception) to March 31, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2012 and for the period January 31, 2012, (inception), to December 31, 2012 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, the Company’s fiscal year end.

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

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss Per Share

The Company uses Topic 260, “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company does not have any common stock equivalents.

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

The Company’s financial instruments consist of cash, accounts payable and accrued expenses and loan payable – President. The carrying value approximates fair value due to the short maturity of these instruments.

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

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

NOTE 4 – INCOME TAXES

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

NOTE 5 – STOCKHOLDER’S EQUITY

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2013:

• Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding.

• Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding. -10-

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended March 31, 2013.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 31, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on April 30, 2012, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Oceanus Acquisition Corp.

(Registrant)

By: /s/ German Rivero-Zerpa

German Rivero-Zerpa, President, Secretary and

Principal Financial Officer

Dated: May 27, 2014