Form 10-Q
period 2013-06-30
Oceanus Acquisition Corp.
filed 2014-06-23
CIK 1522221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2013: 31,390,000 shares of common stock.

TABLE OF CONTENTS

OCEANUS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM	1 - FINANCIAL STATEMENTS	4

Balance Sheets at June 30, 2013 and December 31, 2012 (unaudited)		4

Statements of Operations for the Three Months ended June 30, 2013, and for the period from January 31, 2012 (Date of Inception) through June 30, 2013 (unaudited)		5

Statements of Cash Flows for the Three Months ended June 30, 2013, and for the Period from January 31, 2012 (Date of Inception) through June 30, 2013 (unaudited)		6
Statements of Stockholders’ Deficit for the Three Months ended June 30, 2013, and for the Period from January 31, 2012 (Date of Inception) through June 30, 2013 (unaudited)		7
Notes to Unaudited Financial Statements		8-10

ITEM	2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	11

ITEM	3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM	4 - CONTROLS AND PROCEDURES.	12

PART II-OTHER INFORMATION

ITEM	1 - LEGAL PROCEEDING	12

ITEM	1A - RISK FACTORS	12

ITEM	2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM	3 - DEFAULTS UPON SENIOR SECURITIES	12

ITEM	4 - REMOVED AND RESERVED	12

ITEM	5 - OTHER INFORMATION	12

ITEM	6 - EXHIBITS	13

SIGNATURES		14

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

The following unaudited interim financial statements of Oceanus Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS		
Current assets		
Cash	$ -	$ -
Total current assets	-	-
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities		
Accounts payable and accrued expenses	520	-
Total current liabilities	520	-
Total liabilities	520	-
Stockholders' deficit		
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 31,390,000 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,139	3,139
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(3,659)	(3,139)
Total stockholders' deficit	(520)	-
Total liabilities and stockholders' deficit	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(UNAUDITED)

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASHFLOWS

(UNAUDITED)

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2013 and for the three months ended June 30, 2013 and 2012 and for the period from January 31, 2012 (inception) to June 30, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2012 and for the period January 31, 2012, (inception), to December 31, 2012 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, the Company’s fiscal year end.

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

JUNE 30, 2013

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

The Company’s financial instruments consist of cash, accounts payable and accrued expenses and loan payable – President. The carrying value approximates fair value due to the short maturity of these instruments

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

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

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2013:

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended June 30, 2013.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 31, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on April 30, 2012, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Oceanus Acquisition Corp.

(Registrant)

By: /s/ German Rivero-Zerpa

German Rivero-Zerpa, President, Secretary and

Principal Financial Officer

Dated: May 27, 2014