Form 10-Q
period 2013-09-30
Oceanus Acquisition Corp.
filed 2014-06-23
CIK 1522221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2013: 31,390,000 shares of common stock.

TABLE OF CONTENTS

Oceanus ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM	1 - FINANCIAL STATEMENTS	4

Interim Balance Sheets at September 30, 2013 and December 31, 2012 (unaudited)		4

Interim Statements of Operations for the Three Months ended September 30, 2013, and for the period from January 31, 2012 (Date of Inception) through September 30, 2013 (unaudited)		5

Interim Statements of Cash Flows for the Three Months ended September 30, 2013, and for the Period from January 31, 2012 (Date of Inception) through September 30, 2013 (unaudited)		6

Interim Statements of Stockholders’ Deficit for the Three Months ended September 30, 2013, and for the Period from January 31, 2012 (Date of Inception) through September 30, 2013 (unaudited)		7
Notes to Unaudited Financial Statements		8-10

ITEM	2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	11

ITEM	3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM	4 - CONTROLS AND PROCEDURES.	12

PART II-OTHER INFORMATION

ITEM	1- LEGAL PROCEEDING	12

ITEM	1A - RISK FACTORS

ITEM	2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM	3 - DEFAULTS UPON SENIOR SECURITIES	12

ITEM	4 - REMOVED AND RESERVED	12

ITEM	5 - OTHER INFORMATION	12

ITEM	6 - EXHIBITS	13

SIGNATURES		14

-3

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

The following unaudited interim financial statements of Oceanus Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

 OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
<u>ASSETS</u>		
Current assets		
Cash	$ -	$ -
Total current assets	-	-
<u>LIABILITIES AND STOCKHOLDERS' DEFICIT</u>		
Current liabilities		
Accounts payable and accrued expenses	780	-
Total current liabilities	780	-
Total liabilities	780	-
Stockholders' deficit		
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 31,390,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,139	3,139
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(3,919)	(3,139)
Total stockholders' deficit	(780)	-
Total liabilities and stockholders' deficit	$ -	$ -

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

SEPTEMBER 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 and for the period from January 31, 2012 (inception) to September 30, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2012 and for the period January 31, 2012, (inception), to December 31, 2012 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, the Company’s fiscal year end.

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

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2013:

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended September 30, 2013.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 31, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended September 30, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on September 25, 2012, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Oceanus Acquisition Corp.

(Registrant)

By: /s/ German Rivero-Zerpa

German Rivero-Zerpa, President, Secretary and

Principal Financial Officer

Dated: May 27, 2014