Form 10-K
period 2013-12-31
Oceanus Acquisition Corp.
filed 2014-06-23
CIK 1522221

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2013.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 31, 2013, there were 31,390,000 shares of common stock, par value $.0001, outstanding.

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

Mr. Zerpa, the sole officer and director, has no intentions of engaging in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in the Company no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholder will require compliance with the registration requirements under the Securities Act of 1933, as amended.

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

Our sole officer and director, German Rivero-Zerpa, is also affiliated with our sole shareholder, Brilla Financial Holdings, LLC, which controls 100% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2013, there was one holder of record of our Common Stock.

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

Recent Sales of Unregistered Securities

On January 31, 2012, 31,390,000 shares were issued to the founding shareholder, for services rendered to us, valued at $3,139.00, pursuant to the terms and conditions set forth in a certain stock purchase agreement (the “Common Stock Purchase Agreement”). Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by German Rivero-Zerpa, our sole officer and director, or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. To date, we have had no discussions with our sole officer and director, German Rivero-Zerpa, or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Zerpa, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers.

Our current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

German Rivero-Zerpa	___	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary

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

The following table shows for the period ended December 31, 2013, the compensation awarded (earned) or paid by us to our named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
German Rivero-Zerpa, President/CEO	December 31, 2013	$0	—	—	—	—	—	$—	$—

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of our Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Brilla Financial Holdings, LLC (2) 1441 Brickell Ave., Ste. 1220 Miami, FL 33131	31,390,000 common shares	100%

German Rivero-Zerpa 1441 Brickell Ave., Ste. 1220 Miami, FL 33131	0 common shares	0%

All Officers and Directors as a group (1 person)	0 common shares	0%

(1)	The above percentages are based on 31,390,000 shares of our Common Stock outstanding as of December 31, 2013.
(2)	Brilla Financial Holdings, LLC is Delaware limited liability company controlled by David Brillembourg.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

GZTY CPA Group, LLC is our independent registered public accounting firm.

Audit Fees

The firm of GZTY CPA Group, LLC acts as our principal accountant. A related party paid $1,380 on our behalf to GZTY CPA Group, LLC from the period January 31, 2013 to December 31, 2013 for its audit of our financial statements and review of our quarterly financial statements.

Tax Fees

There were no fees billed by GZTY CPA Group, LLC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2013.

All Other Fees

There were no fees billed by GZTY CPA Group, LLC for other products and services for the fiscal year ended December 31, 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of our Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	09/25/2012
3.2	By-Laws		10		3.2	09/25/2012
4.1	Specimen Stock Certificate		10		3.3	09/25/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

OCEANUS ACQUISITION CORP.

Dated: May 27, 2014

By: /s/ German Rivero-Zerpa German Rivero-Zerpa, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ German Rivero-Zerpa	Chief Executive Officer	May 27, 2014
German Rivero-Zerpa	(Principal Executive Officer),
Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM JANUARY 31, 2012 (Inception) TO DECEMBER 31, 2013

Page No.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-6 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oceanus Acquisition Corp. (A Development Stage Company)

We have audited the accompanying balance sheet of Oceanus Acquisition Corp. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and for the period from January 31, 2012 (Inception) to December 31, 2013. The management of Oceanus Acquisition Corp. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oceanus Acquisition Corp. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, and for the period from January 31, 2012 (Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP LLC

-----------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

May 12, 2014

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	January 31, 2012 (Inception) to December 31, 2013
Revenues	$ -	$ -	$ -
General and administrative expenses			
Professional fees	1,380	-	1,380
Organization costs	-	3,139	3,139
	1,380	3,139	4,519
Net loss	$ (1,380)	$ (3,139)	$ (4,519)
Loss per common share: basic and diluted	$ (0.00)	$ (0.00)	
Weighted average number of common shares outstanding, basic and diluted	31,390,000	31,390,000	

The accompanying notes are an integral part of these financial statements.

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period from Januaray 31, 2012 (Inception) to December 31, 2013

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Januaray 31, 2012 (Inception)	-	$ -	$ -	$ -	$ -
Shares issued on March 31, 2012 for service, at par $.0001	31,390,000	3,139	-	-	3,139
Net loss for the period	-	-	-	(3,139)	(3,139)
Balance, December 31, 2012	31,390,000	3,139	-	(3,139)	-
Net loss for the period	-	-	-	(1,380)	(1,380)
Balance, December 31, 2013	31,390,000	$ 3,139	$ -	$ (4,519)	$ (1,380)

The accompanying notes are an integral part of these financial statements.

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

NOTE 5 - PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock. As of December 31, 2013, there was no preferred stock outstanding. The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend, preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

NOTE 6 – INCOME TAXES

As of December 31, 2013, there are loss carryforwards for Federal income tax purposes of approximately $4,519, available to offset future taxable income. The carryforwards begin to expire in 2029. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of December 31, 2013, the Company had a deferred tax asset amounting to approximately $1,540. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2013:

• Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding.

• Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through May 12, 2014, the date the financial statements were issued.