Form 10-Q
period 2014-03-31
Oceanus Acquisition Corp.
filed 2014-12-16
CIK 1522221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54682

Oceanus Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware

 (State or other jurisdiction of incorporation or organization)

45-5737221

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2014: 31,390,000 shares of common stock.

TABLE OF CONTENTS

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) INDEX

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS 4

Interim Balance Sheets at March 31, 2014 and December 31, 2013 (audited) 4

Interim Statements of Operations for the Three Months ended March 31, 2014, and 2013; for the period January

31, 2012 (Inception) through March 31, 2014 5

Interim Statements of Cash Flows for the Three Months ended March 31, 2014, and 2013;for the Period January

31, 2012 (Inception) through March 31, 2014 6

Interim Statements of Stockholders’ Deficit

for the Period from January 31, 2012 (Inception) through March 31, 2014 8

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

ITEM 1 FINANCIAL STATEMENTS

The following unaudited interim financial statements of Oceanus Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) INTERIM BALANCE SHEETS

(Unaudited)

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ -	$ -

Total current assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Related party accounts payable	1,785	-
Accrued expenses	1,380	1,380

Total liabilities	3,165	1,380

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized;
31,390,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,139	3,139
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(6,304)	(4,519)

Total stockholders' equity (deficit)	(3,165)	(1,380)

Total liabilities and stockholders' equity	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS

(UNAUDITED)

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			January 31, 2012
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$ -	$ -	$ -

General and administrative expenses
Professional fees	1,785	260	3,165
Organization costs	-	-	3,139

	1,785	260	6,304

Net loss	$ (1,785)	$ (260)	$ (6,304)

Loss per common share:
basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding,
basic and diluted	31,390,000	31,390,000

	.

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (UNAUDITED)

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Januaray 31, 2012
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Cash flows from operating activities:
Net loss	$ (1,785)	$ (260)	$ (6,304)
Adjustments to reconcile net loss to
net cash used in operating activities:
Related Party accounts payable and accrued expenses	1,785	260	3,165
Common stock issued for services	-	-	3,139

Net cash used in operating activities	-	-	-

Net (decrease) increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$ -	$ -	$ -

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$ -	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	OCEANUS ACQUISITION CORP.
	(A Development Stage Company)

	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
	For the period from Januaray 31, 2012 (Inception) to March 31, 2014

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Januaray 31, 2012 (Inception)	-	$ -	$ -	$ -	$ -

Shares issued on March 31, 2012 for service, at par $.0001	31,390,000	3,139	-	-	3,139

Net loss for the period	-	-	-	(3,139)	(3,139)

Balance, December 31, 2012	31,390,000	3,139	-	(3,139)	-

Net loss for the period	-	-	-	(1,380)	(1,380)

Balance, December 31, 2013	31,390,000	$ 3,139	$ -	$ (4,519)	$ (1,380)

Net loss for the period	-	-	-	(1,785)	(1,785)

Balance, March 31, 2014	31,390,000	$ 3,139	$ -	$ (6,304)	$ (3,165)

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 and for the period from January 31, 2012 (inception) to March 31, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2013 and for the period January 31, 2012, (inception), to December 31, 2013 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, the Company’s fiscal year end.

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

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2014

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

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2014

(Unaudited)

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Related party accounts payable

As of March 31, 2014, Brilla Financial Holdings, LLC, under the common control of Mr. Zerpa, has paid $1,785 of legal and accounting fees to the Company’s service providers on behalf of the Company. The amount is recorded by the Company as related party accounts payable to Brilla Financial Holdings, LLC at March 31, 2014.

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

NOTE 4 – INCOME TAXES

As of December 31, 2013, there are loss carryforwards for Federal income tax purposes of approximately $4,519, available to offset future taxable income. The carryforwards begin to expire in 2029. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of December 31, 2013, the Company had a deferred tax asset amounting to approximately $1,500. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2014:

• Common stock, $0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding.

• Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2014

(Unaudited)

NOTE 6 – RELATED PARTY AND TRANSACTIONS

Related party accounts payable

As of March 31, 2014, Brilla Financial Holdings, LLC, under the common control of Mr. Zerpa, has paid $1,785 of legal and accounting fees to the Company’s service providers on behalf of the Company. The amount is recorded by the Company as related party accounts payable to Brilla Financial Holdings, LLC at March 31, 2014.

NOTE 7 – SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through October 22, 2014, the date the financial statements were issued.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the “business combination”). In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDING

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1ARISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended March 31, 2014.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No. Description

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 31, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10- Q for the quarter ended MARCH 31, 2014. (2)

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

Oceanus Acquisition Corp.

(Registrant)

By: German Rivero-Zerpa, President, Secretary and Principal Financial Officer

Dated: December 1, 2014

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, German Rivero-Zerpa, certify that:

1.	I have reviewed this report on Form 10-Q of Oceanus Acquisition Corp.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	As the registrant’s Principal Executive officer and Principal Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

a)  designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)  disclosed in this report any change in registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: German Rivero-Zerpa, President, Secretary and Principal Financial Officer

Dated: December 1,2014

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Oceanus Acquisition Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, German Rivero-Zerpa, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: German Rivero-Zerpa, President, Secretary and Principal Financial Officer

Dated: December 1, 2014