Form 10-Q
period 2014-06-30
Oceanus Acquisition Corp.
filed 2014-12-16
CIK 1522221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 OR

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

c/o Brilla Management, LLC f/k/a

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2014: 31,390,000 shares of common stock.

TABLE OF CONTENTS

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) INDEX

PART I-FINANCIAL INFORMATION

ITEM 1 – INTERIM FINANCIAL STATEMENTS (Unaudited) 4

Interim Balance Sheets June 30, 2014 and December 31, 2013 (Audited) 4

Interim Statements of Operations

For the three months ended June 30, 2014 and 2013; for the six months ended June 30, 2014 and 2013; and for the period January 31, 2012, (inception) to June 30, 2014 5

Interim Statements of Cash Flows

For the three months ended June 30, 2014 and 2013; for the six months ended June 30, 2014 and 2013; and for the period January 31, 2012, (inception) to June 30, 2014 6

Interim Statement of Changes in Stockholders’ Deficit

For the period January 31, 2012, (inception) to June 30, 2014 7

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

SIGNATURES 14

PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The following unaudited interim financial statements of Oceanus Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) INTERIMBALANCE SHEETS

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ -	$ -

Total current assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Related party accounts payable	3,165	-
Accrued expenses	1,785	1,380

Total liabilities	4,950	1,380

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized;
31,390,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3,139	3,139
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(8,089)	(4,519)

Total stockholders' equity (deficit)	(4,950)	(1,380)

Total liabilities and stockholders' equity	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					January 31, 2012
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Professional fees	1,785	260	3,570	520	4,950
Organization costs	-	-	-	-	3,139

	1,785	260	3,570	520	8,089

Net loss	$ (1,785)	$ (260)	$ (3,570)	$ (520)	$ (8,089)

Loss per common share:
basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding,
basic and diluted	31,390,000	31,390,000	31,390,000	31,390,000

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF CASH FLOWS (UNAUDITED)

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Januaray 31, 2012
	Six Months Ended	Six Months Ended	(Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014

Cash flows from operating activities:
Net loss	$ (3,570)	$ (520)	$ (8,089)
Adjustments to reconcile net loss to
net cash used in operating activities:
Related party accounts payable and accrued expenses	3,570	520	4,950
Common stock issued for services	-	-	3,139

Net cash used in operating activities	-	-	-

Net (decrease) increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$ -	$ -	$ -

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$ -	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	OCEANUS ACQUISITION CORP.
	(A Development Stage Company)

	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
	For the period from Januaray 31, 2012 (Inception) to June 30, 2014

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Januaray 31, 2012 (Inception)	-	$ -	$ -	$ -	$ -

Shares issued on March 31, 2012 for service, at par $.0001	31,390,000	3,139	-	-	3,139

Net loss for the period	-	-	-	(3,139)	(3,139)

Balance, December 31, 2012	31,390,000	3,139	-	(3,139)	-

Net loss for the period	-	-	-	(1,380)	(1,380)

Balance, December 31, 2013	31,390,000	$ 3,139	$ -	$ (4,519)	$ (1,380)

Net loss for the period	-	-	-	(1,785)	(1,785)

Balance, March 31, 2014	31,390,000	$ 3,139	$ -	$ (6,304)	$ (3,165)

Net loss for the period	-	-	-	(1,785)	(1,785)

Balance, June 30, 2014	31,390,000	$ 3,139	$ -	$ (8,089)	$ (4,950)

The accompanying notes are an integral part of these unaudited interim financial statements.

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS JUNE 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2014 and for the three months and six months ended June 30, 2014 and 2013 and for the period from January 31, 2012 (inception) to June 30, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2013 and for the period January 31, 2012, (inception), to December 31, 2013 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, the Company’s fiscal year end.

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

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS JUNE 30, 2014

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

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Related party accounts payable

As of June 30, 2014, Brilla Financial Holdings, LLC, under the common control of Mr. Zerpa, has paid $3,165 of legal and accounting fees to the Company’s service providers on behalf of the Company. The amount is recorded by the Company as related party accounts payable to Brilla Financial Holdings, LLC at March 31, 2014.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2014:

• Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding.

• Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS JUNE 30, 2014

(Unaudited)

NOTE 6 – RELATED PARTY AND TRANSACTIONS

Related party accounts payable

As of June 30, 2014, Brilla Financial Holdings, LLC, under the common control of Mr. Zerpa, has paid $3,165 of legal and accounting fees to the Company’s service providers on behalf of the Company. The amount is recorded by the Company as related party accounts payable to Brilla Financial Holdings, LLC at June 30, 2014.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended June 30, 2014.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No. Description

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 31, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10- Q for the quarter ended June 30, 2014. (2)

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

In connection with the Report of Oceanus Acquisition Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, German Rivero-Zerpa, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: German Rivero-Zerpa, President, Secretary and Principal Financial Officer

Dated: December 1, 2014