Form 10-Q
period 2014-09-30
Oceanus Acquisition Corp.
filed 2014-12-16
CIK 1522221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54682

Oceanus Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-5737221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Attn: German Rivero-Zerpa, Director c/o Brilla Management, LLC f/k/a Brilla Financial Holdings, LLC 1441 Brickell Avenue, Suite 1220 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2014: 31,390,000 shares of common stock.

TABLE OF CONTENTS

OCEANUS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM	1 - FINANCIAL STATEMENTS	4

Interim Balance Sheets September 30, 2014 and December 31, 2013 (unaudited)		4

Interim Statements of Operations For the Three Months ended September 30, 2014 and 2013; for the nine months ended September 30, 2014 and 2013; and for the Period from January 31, 2012 (Date of Inception) through September 30, 2014 (unaudited)		5

Interim Statements of Cash Flows For the Three Months ended September 30, 2014 and 2013; for the nine months ended September 30, 2014 and 2013; and for the Period from January 31, 2012 (Date of Inception) through September 30, 2014 (unaudited)		6
Interim Statements of Stockholders’ Deficit For the period January 31, 2012, (Date of Inception) through September 30, 2014		7
Notes to Interim Financial Statements		8-11

ITEM	2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	12

ITEM	3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM	4 - CONTROLS AND PROCEDURES.	13

PART II-OTHER INFORMATION

ITEM	1 - LEGAL PROCEEDING	13

ITEM	1A - RISK FACTORS	13

ITEM	2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM	3 - DEFAULTS UPON SENIOR SECURITIES	13

ITEM	4 - REMOVED AND RESERVED	13

ITEM	5 - OTHER INFORMATION	13

ITEM	6 - EXHIBITS	14

SIGNATURES		15

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

The following unaudited interim financial statements of Oceanus Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

OCEANUS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEETS

(Unaudited)

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ -	$ -

Total current assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Related party accounts payable	4,950	-
Accrued expenses	1,785	1,380

Total liabilities	6,735	1,380

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized;
31,390,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,139	3,139
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(9,874)	(4,519)

Total stockholders' equity (deficit)	(6,735)	(1,380)

Total liabilities and stockholders' equity	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS

(UNAUDITED)

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					January 31, 2012
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Revenues	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Professional fees	1,785	260	5,355	780	6,735
Organization costs	-	-	-	-	3,139

	1,785	260	5,355	780	9,874

Net loss	$ (1,785)	$ (260)	$ (5,355)	$ (780)	$ (9,874)

Loss per common share:
basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding,
basic and diluted	31,390,000	31,390,000	31,390,000	31,390,000

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF CASH FLOWS

(UNAUDITED)

OCEANUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Januaray 31, 2012
	Nine Months Ended	Nine Months Ended	(Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014

Cash flows from operating activities:
Net loss	$ (5,355)	$ (780)	$ (9,874)
Adjustments to reconcile net loss to
net cash used in operating activities:
Related party accounts payable and accrued expenses	5,355	780	6,735
Common stock issued for services	-	-	3,139

Net cash used in operating activities	-	-	-

Net (decrease) increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$ -	$ -	$ -

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$ -	$ -	$ -

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	OCEANUS ACQUISITION CORP.
	(A Development Stage Company)

	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
	For the period from Januaray 31, 2012 (Inception) to September 30, 2014

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Januaray 31, 2012 (Inception)	-	$ -	$ -	$ -	$ -

Shares issued on March 31, 2012 for service, at par $.0001	31,390,000	3,139	-	-	3,139

Net loss for the period	-	-	-	(3,139)	(3,139)

Balance, December 31, 2012	31,390,000	3,139	-	(3,139)	-

Net loss for the period	-	-	-	(1,380)	(1,380)

Balance, December 31, 2013	31,390,000	$ 3,139	$ -	$ (4,519)	$ (1,380)

Net loss for the period	-	-	-	(1,785)	(1,785)

Balance, March 31, 2014	31,390,000	$ 3,139	$ -	$ (6,304)	$ (3,165)

Net loss for the period	-	-	-	(1,785)	(1,785)

Balance, June 30, 2014	31,390,000	$ 3,139	$ -	$ (8,089)	$ (4,950)

Net loss for the period	-	-	-	(1,785)	(1,785)

Balance, September 30, 2014	31,390,000	$ 3,139	$ -	$ (9,874)	$ (6,735)

See Accompanying Notes to Unaudited Financial Statements

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013 and for the period from January 31, 2012 (inception) to September 30, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2013 and for the period January 31, 2012, (inception), to December 31, 2013 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, the Company’s fiscal year end.

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

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Equity Transaction

Upon formation, the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total sum of $3,139.

On March 18, 2013, William Tay, the funding shareholder sold 31,390,000 shares of Common Stock to Brilla Management, LLC f/k/a Brilla Financial Holdings, LLC for $40,000 in cash. Mr. Tay sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The Company did not receive any of the proceeds from this sale.

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

On March 18, 2013, William Tay, the former sole officer and director of the Company sold 31,390,000 shares of Common Stock to Brilla Management, LLC f/k/a Brilla Financial Holdings, LLC for $40,000 in cash. Mr. Tay sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The Company did not receive any of the proceeds from this sale.

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2014:

• Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding.

• Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

OCEANUS ACQUISITION CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 6 – RELATED PARTY AND TRANSACTIONS

Related party accounts payable

As of September 30, 2014, Brilla Management, LLC f/k/a Brilla Financial Holdings, LLC, under the common control of Mr. Zerpa, has paid $4,950 of legal and accounting fees to the Company’s service providers on behalf of the Company. The amount is recorded by the Company as related party accounts payable to Brilla Management, LLC f/k/a Brilla Financial Holdings, LLC at September 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended September 30, 2014.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 31, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended September 30, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on April 30, 2012, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Oceanus Acquisition Corp.

(Registrant)

/s/ German Rivero-Zerpa

By: ___________________________________

German Rivero-Zerpa, President, Secretary and

Principal Financial Officer

Dated: December 1, 2014

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL

OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND

SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, German Rivero-Zerpa, certify that:

1.	I have reviewed this report on Form 10-Q of Oceanus Acquisition Corp.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	As the registrant’s Principal Executive officer and Principal Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

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

By: __/s/ German Rivero-Zerpa_________________________________

German Rivero-Zerpa, President, Secretary and

Principal Financial Officer

Dated: December 1, 2014

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL

OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Oceanus Acquisition Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, German Rivero-Zerpa, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: __/s/ German Rivero-Zerpa_________________________________

German Rivero-Zerpa, President, Secretary and

Principal Financial Officer

Dated: December 1, 2014